Form 10-K
MERRILL LYNCH MORT INV INC ASST BACK CERTS SER TMTS 2004 3HE
filed 2005-03-31
CIK 1288861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934  for the  fiscal year ended December 31, 2004

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-112231-06


                     MERRILL LYNCH MORTGAGE INVESTORS, INC
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3416059
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

250 Vesey Street
4 World Financial Center 28th Floor
New York, New York                                              10080
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code : (212) 449-0357

                               Terwin Mortgage Trust
               Asset-Backed Certificates, Series TMTS 2004-3HE
            (Title of each class of securities covered by this Form)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicers, or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2004, the number of holders of each Class of Offered Certificates was 30.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

        No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as 33.1 hereto.

        Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.1 hereto.

        Servicer's Annual Statement as to Compliance, filed as Exhibit 99.2, hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

Terwin Mortgage Trust
Asset-Backed Certificates, Series TMTS 2004-3HE
----------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 By: MERRILL LYNCH MORTGAGE INVESTORS, INC.

                                      /s/ Matthew Whalen
                                     -----------------------------
                               Name:  Matthew Whalen
                              Title:  President

                               Date:  March 31, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Accountant's Servicing Report with Management Assertion

        a) Chase Manhanttan Mortgage Corporation as Master Servicer
        b) Specialized Loan Servicing  LLC as Servicer
        c) Countrywide Home Loans Servicing LP as Servicer
        d) GreenPoint Mortgage Funding, Inc., as Servicer

99.2    Servicer's Annual Statement as to Compliance

        a) Chase Manhanttan Mortgage Corporation as Master Servicer
        b) Specialized Loan Servicing  LLC as Servicer
        c) Countrywide Home Loans Servicing LP as Servicer
        d) GreenPoint Mortgage Funding, Inc., as Servicer

                                  EXHIBIT 31.1
                  Annual Rule 13a-14(a)/15d-14(a) Certification


             I, Matthew Whalen , certify that:

I, [identify the certifying individual], certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Terwin Mortgage Trust Asset-Backed Certificates, Series TMTS 2004-3HE;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Chase Home Finance LLC, as successor by merger to Chase Manhattan Mortgage Corporation as Master Servicer; Specialized Loan Servicing LLC and Countrywide Home Loans Servicing LP as Servicers; and JPMorgan Chase Bank, N.A., as trustee.


                                 By: MERRILL LYNCH MORTGAGE INVESTORS, INC.

                                      /s/ Matthew Whalen
                                     -----------------------------
                               Name:  Matthew Whalen
                              Title:  President

                               Date:  March 31, 2005

EXHIBIT 99.1  - Annual Independent Accountants' Servicing Report
                with Management Assertion


        a) Chase Manhanttan Mortgage Corporation as Master Servicer
        b) Specialized Loan Servicing LLC
        c) Countrywide Home Loans Servicing LP
        d) GreenPoint Mortgage Funing, Inc.

PricewaterhouseCoopers, LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York, NY  10017
Telephone:  (646)  471-3000
Facsimile:  (813)  286-6000


                       Report of Independent Auditors


To the Board of Directors of
Chase Manhattan Mortgage Corporation:


We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004. The Company has interpreted USAP and determined that USAP minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 are applicable to master servicers and are included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion, as it relates to the Company's compliance with the aforementioned minimum servicing standards, based on our examination. The Company has interpreted USAP and determined that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 are not applicable to master servicers. The Company uses a subservicing organization to perform the servicing obligations subject to servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4, and VI.1 of the USAP. We did not examine the Company's compliance with the servicing standards referred to in the previous sentence and accordingly, do not express an opinion thereon.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other such procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards solely as they relate to standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


By:  /s/ PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCoopers, LLC


March 23,  2005


                                                                   EXHIBIT I


             Management's Assertion Concerning Compliance with USAP
                          Minimum Servicing Standards


March 23, 2005

As of and for the year ended December 31, 2004, Chase Home Finance LLC (successor by merger to Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") that we have determined are applicable to master servicers. We have interpreted USAP and determined that minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as set forth in USAP are applicable to master servicers. We have also interpreted that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 as set forth in USAP are not applicable to master servicers; for these minimum servicing standards the Company relies on the performance of its subservicers. This assertion relates specifically to the Company's Master Servicing Portfolio.

It is the Company's policy to obtain and review USAP reports from the independent auditors of its subservicers on an annual basis. Not all of those USAP reports for the year ended December 31, 2004 are available as of March 23, 2005. As of March 23, 2005, the Company has obtained USAP reports for 32% of its subservicers. These subservicers serviced loans comprising 90% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2004. Instances of non-compliance noted in the USAP reports received from the subservicers as of March 23, 2005, have been included in Exhibit II hereto.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000, respectively.


By:  /s/ Diane Bentz
-----------------------------
Diane Bentz
Senior Vice President
Chase Home Finance LLC

By: /s/  Bonnie Collins
-----------------------------
Bonnie Collins
Senior Vice President
Chase Home Finance LLC




                                                                Exhibit II

                      Chase Manhattan Mortgage Corporation
                      Subservicers' USAP Report Exceptions


It is the policy of Chase Manhattan Mortgage Corporation (the "Company") to obtain Uniform Single Attestation Program for Mortgage Bankers ("USAP") reports from the independent auditors of its subservicers as of and for the year ended December 31, 2004. As of March 23, 2005, the Company has obtained and reviewed USAP reports for 32% of its subservicers. These subservicers serviced loans comprising 90% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2004. The Company noted instances of noncompliance included in the USAP reports received as of March 23, 2005, which are summarized below.



Servicer                                        Exception

Cendant Mortgage  Corporation     The Company did not comply with the
                                  requirement to prepare custodial bank account reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.


North Fork Bancorporation, Inc.   The mortgage interest rate changes on certain
                                  Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.


GMAC Mortgage Corporation         There were bank accounts over the course of
                                  several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification. The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004.

                                                                Grant Thornton
Accountants and Management Consultants


               REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
            ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
                                MORTGAGE BANKERS

Board of Directors
Specialized Loan Servicing, LLC

We have examined management's assertion about Specialized Loan Servicing, LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Specialized Loan Servicing, LLC complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ Grant Thornton LLP
-------------------------
Los Angeles, California
February 24, 2005

Suite 300
1000 Wilshire Blvd.
Los Angeles, CA 90017 2464
T 213 627-1717
F 213 624-6793
W www.grantthornton.com
Grant Thornton LLP
US Member of Grant Thornton International




Specialized Loan Servicing, LLC

As of and for the year ended December 31, 2004, Specialized Loan Servicing, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Specialized Loan Servicing, LLC has in effect a fidelity bond and errors omissions policy in the amount of $3,000,000 and $5,000,000 respectively.


/s/
-------------------------
CFO

March 15, 2005

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA  90071


                        Independent Accountants' Report

Board of Directors
Countrywide Financial Corporation:

We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company' compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, (including its wholly-owned subsidiary, Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for year ended December 31, 2004 is fairly stated, in all material respects.

By:  /s/ KPMG LLP
---------------------------
March 17, 2005

                                                Countrywide Home Loans

                             Management's Assertion

March 17, 2005

As  of  and  for  the  year  ended  December  31,  2004,  Countrywide  Financial
Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsididary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors ad omissions policy in the amount of $200 million and $100 million, respectively.

Sincerely,

/s/ Thomas K. McLaughlin
------------------------------
Executive  Managing Director and
Chief Financial Officer

/s/ Kevin Meyers
------------------------------
Kevin Meyers
Managing Director, Chief Financial Officer
Loan Administration

KPMG LLP
55 Second Street
San Francisco, CA  94105


                        Independent Accountants' Report

The Board of Directors
North Fork Bancorporation Inc.:

We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestion standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Management identified the following material noncompliance with minumum servicing standards over mortgage payments as of and for the year ended December 31, 2004. The mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.

In our opinion, except for the material noncompliance described in the third paragraph, management's assertion that GreenPoint Mortgage Funding, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


By:  /s/ KPMG LP
-----------------
March 17, 2005

                                                        GreenPoint Mortgage
                                                        Servicing Division

                              Management's Asserton

March 17, 2005

As of and for the year ended December 31, 2004, GreenPoint Mortgage Funding, Inc. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the following:

..    In certain  circumstances,  the mortgage  interest  rate changes on certain
     Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month. This error was identified by Management and the systemic issue that caused the incorrrect calculation of interest was resolved prior to the issuance of this letter.

As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and not aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer

By: /s/ S. A. Ibrahim                   By: /s/ David Petrini
-----------------------                 -----------------------
S. A. Ibrahim                           David Petrini
Chief Executive Officer                 Chief Financial Officer


By: /s/ Mike De Francesco
-------------------------
Mike De Francesco
Senior Vice President - Loan Administration

EXHIBIT 99.2 - Servicer's Annual Statement as to Compliance

        a) Chase Manhanttan Mortgage Corporation as Master Servicer
        b) Specialized Loan Servicing LLC
        c) Countrywide Home Loans Servicing LP
        d) GreenPoint Mortgage Funding, Inc.

                           OFFICER'S CERTIFICATION


Reference is made to each pooling and servicing agreement listed on Exhibit A hereto (each, an "Agreement") entered into by Chase Home Finance LLC, as successor by merger to Chase Manhattan Mortgage Corporation and JPMorgan Chase Bank, N.A., as successor by merger to Chase Manhattan Mortgage Corporation (the "Master Servicer").

Pursuant to Article III of the Pooling and Servicing Agreement, the undersigned Officers certifies to the following:

1. A review of the activities of the Master Servicer during the preceding calendar year and of its performance under the Master Servicing Agreement has been made under such officer's supervision.

2. To the best of such Officer's knowledge, based on such review, the Master Servicer has fulfilled all its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof and the action being taking by Master Servicer to cure such default.




Certified By:   /s/  Diane Bentz                Date:  March 15, 2005
                ----------------------                 ---------------
                Diane Bentz
                Senior Vice President
                Chase Home Finance LLC, as successor by merger to Chase
                Manhattan Mortgage Corporation

                /s/  Michele L. Paul            Date:  March 15, 2005
                ----------------------                 ---------------
                Michele L. Paul
                Vice President
                JPMorgan Chase Bank, N.A., as successor by merger to Chase Manhattan Mortgage Corporation





                                EXHIBIT A

Transaction                     Pooling and Servicing Agreement dated as of
-----------                     -------------------------------------------

TMTS 2004-3HE                                April 1, 2004
TMTS 2004-5HE                                June 1, 2004
TMTS 2004-11HE                               September 1, 2004
TMTS 2004-22SL                               December 1, 2004

               Terwin Mortgage Trust, Asset-Backed Certificates,
                                Series 2004-3HE

                OFFICER'S ANNUAL CERTIFICATION AS TO COMPLIANCE

TO:     JPMORGAN CHASE BANK, as Backup Servicer
        4 New York Plaza
        New York, New York 10004-2477

        CHASE MANHATTAN MORTGAGE CORPORATION, as Master Servicer
        3415 Vision Drive
        Columbus, Ohio 43219-6009
        Attention:  Diane Bentz

     I, John C. Beggins, hereby certify to the foregoing addresses that I am the duly elected and acting President and Chief Executive Officer of Specialized Loan Servicing, LLC ("SLS"), and pursuant to Section 3.17 of the Pooling and Servicing Agreement, dated as of April 1, 2004, by and among SLS, as a Servicer, Merrill Lynch Mortgage Investors, Inc., as Depositor; Countrywide Home Loans Servicing LP, as a Servicer; Terwin Advisors LLC, as Seller; Chase Manhattan Mortgage Corporation, as Master Servicer; JPMorgan Chase Bank, as Securities Administrator and Backup Servicer; and U.S. Bank National Association, as Trustee (the "Pooling and Servicing Agreement"); certify further as follows:

1. I have carefully reviewed of the activities of SLS during the calendar year 2004 and its performance under the Pooling and Servicing Agreement and to the best of my knowledge, based on such review, SLS has fulfilled all of its obligations under the Pooling and Servicing Agreement throughout such year, except as set forth on the attached Schedule A.

     IN WITNESS WHEREOF, I have hereunto signed my name as of the 15th day of March, 2005.

                             SPECIALIZED LOAN SERVICING, LLC

                             By: /s/ John C. Beggins
                                -----------------------
                                 John C. Beggins,
                                 President and Chief Executive Officer


                                   SCHEDULE A

       Servicer Compliance Defaults under Pooling and Servicing Agreement

There have been no defaults by Specialized Loan Servicing, LLC ("SLS" in the fulfillment of its obligations under the Terwin Mortgage Trust Series 2004-3HE Pooling and Servicing Agreement ("PSA") during the 2004 calendar year, except for the following:

     (i) To the extent that any defaults have been reported in the following reports delivered by SLS pursuant to the PSA (a copy of each of which is attached hereto): (A) the annual independent public accountants' Uniform Single Attestation Program for Mortgage Bankers report, delivered pursuant to Section
3.18 of the PSA; and (ii) the quarterly independent auditor servicing reports, delivered pursuant to Section 3.28 of the PSA; and

     (ii) Pursuant to Section 3.05(d) of the PSA, the Servicer was required to deposit Prepayment Penalties into the Servicer Collection Account within two Business Days after receipt; however, under its previous payment clearing and processing procedures, SLS was not sweeping Prepayment Penalties into the Servicer Collection Account on a daily basis, but rather remitting such Prepayment Penalties on a monthly basis. All defaults from such delay in the remittance of Prepayment Penalties have been cured by SLS upon its monthly remittance for the timely distribution of such Prepayment Penalties by the Securities Administrator under the PSA. In addition, SLS has since modified its payment clearing and processing procedures to sweep such amounts on a daily basis, so that Prepayment Penalties are deposited into the Servicer Collection Account within two Business Days after receipt.

                                             Countrywide
                                             Home Loans

                                             400 Countrywide Way
March 29, 2005                               Simi Valley, California 93065-6298




Chase Bank
Re: TMTS 2004-1HE, TMTS 2004-3HE, TMTS 2004-7HE, TMTS 2004-5HE, TMTS 2004-9HE
and TMTS-18SL
3415 Vision Drive
Columbus, OH 43219
Attn: Amy Brinkman



                             OFFICER'S CERTIFICATE


     I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., fka Countrywide Funding Corporation. I further certify, with respect to the Servicing Agreements for Countrywide Mortgage Obligations, Inc., the following:

     I have reviewed the activities and performance of the Servicer during the fiscal year ended December 31, 2004 under the Agreements and, to the best of my knowledge, based on my review, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements throughout the fiscal year.




/s/ Joseph Candelario                           March 29, 2005
---------------------                           --------------
Joseph Candelario                               Date
First Vice President
Compliance Officer
Loan Administration


re: Investor Numbers

                                                        PO Box 84013
                                                        Columbus, GA 31908-4013
                                                              Tel. 800.784.5566

                                                        GreenPoint Mortgage

                                 March 15, 2005


TO ALL PARTIES LISTED ON SCHEDULE A
ATTACHED HERETO:


                RE: Terwin Mortgage Trust Asset-Backed Certificate, Series TMTS 2004-3HE;
                Annual Statement as to Compliance by the Servicer
                -------------------------------------------------

Ladies and Gentlemen:

        Pursant to Section 3.17 of the Pooling and Servicing Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following:

        1. a review of the activities of the Servicer and its performance under the Pooling and Servicing Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

        2. to the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Sale and Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period.



                                                        Very truly yours

                                                        GREENPOINT MORTGAGE
                                                        FUNDING, INC.,
                                                        as Servicer


                                                        /s/ Michael DeFrancesco
                                                        -----------------------
                                                    Name: Michael DeFrancesco
                                                   Title: Senior Vice President

Exhibit A:

Master Servicer:
Chase Manhattan Mortgage Corporation
3415 Vision Drive
Columbus, OH 43218

Backup Servicer:
JP Morgan Chase Bank
4 New York Plaza
New York, NY 10004-2477
Attn: Institutional Trust Services/Global Debt (TMTS 2004-5HE)

Security Administrator:

JPMorgan Chase Bank
4 New York Plaza
New York, New York 10004-2477
Attn: Institutional Trust Services/Global Debt (TMTS 2004-5HE)

Trustee:
US Bank, NA
209 S LaSalle Street, Suite 300
Chicago, IL 60604

Depositor:
Merrill Lynch Mortgage Investors, Inc
250 Vesey Street
4 World Financial Center, 10th Floor
New York, New York 10080